Form 10-K
period 2014-02-28
CarMax Auto Owner Trust 2011-1
filed 2014-05-23
CIK 1514773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014.

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

Date: May 23, 2014

CARMAX AUTO OWNER TRUST 2011-1

By: CarMax Business Services, LLC, as Servicer on behalf of CarMax Auto Owner Trust 2011-1

By:	/s/ Thomas W. Reedy
Name: Thomas W. Reedy
Title: Executive Vice President and Chief Financial Officer
(Senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Formation of CarMax Auto Funding LLC.*

3.2	Amended and Restated Limited Liability Company Agreement of CarMax Auto Funding LLC dated as of December 1, 2004.**

4.1	Amended and Restated Trust Agreement dated as of March 1, 2011 among CarMax Auto Funding LLC, as depositor, BNY Mellon Trust of Delaware, as Delaware trustee, and The Bank of New York Mellon, as owner trustee.***

4.2	Indenture dated as of March 1, 2011 between the Issuing Entity and Wells Fargo Bank, National Association, as indenture trustee (including forms of the Notes).***

10.1	Sale and Servicing Agreement dated as of March 1, 2011 among the Issuing Entity, CarMax Auto Funding LLC, as depositor, CarMax Business Services, LLC, as servicer, and Wells Fargo Bank, National Association, as backup servicer.***

10.2	Administration Agreement dated as of March 1, 2011 among the Issuing Entity, CarMax Business Services, LLC, as administrator, and Wells Fargo Bank, National Association, as indenture trustee.***

10.3	Receivables Purchase Agreement dated as of March 1, 2011 between CarMax Business Services, LLC, as seller, and CarMax Auto Funding LLC, as purchaser.***

31.1	Rule 13a-14(d)/15d-14(d) Certification of CarMax Auto Funding LLC (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria of CarMax Business Services, LLC.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Wells Fargo Bank, National Association.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of CarMax Business Services, LLC.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Wells Fargo Bank, National Association.

35.1	Annual Servicing Compliance Statement of CarMax Business Services, LLC.

*	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on September 26, 2003 (File No. 333-107925).
**	Incorporated by reference from the registration statement on Form S-3 of CarMax Auto Funding LLC originally filed on August 4, 2005 (File No. 333-127189).
***	Incorporated by reference from the current report on Form 8-K of CarMax Auto Funding LLC and the Issuing Entity filed on March 18, 2011 (File No. 333-107925 and File No. 333-149075-07).